Form 10-K
period 2007-12-31
Deutsche Alt-A Securities Mortgage Loan Trust, Series 2007-RAMP1
filed 2008-03-31
CIK 1389417

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-131600-15

      Deutsche Alt-A Securities Mortgage Loan Trust, Series 2007-RAMP1 (exact name of issuing entity as specified in its charter)

      Deutsche Alt-A Securities, Inc.
      (exact name of the depositor as specified in its charter)

      DB Structured Products, Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                35-2184183
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  60 Wall Street
   New York, NY                                10005
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (212) 250-5000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X
   Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2007.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




  ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Deutsche Bank AG, New York Branch provides swap derivative instruments for the trust as disclosed in the Rule 424(b) Prospectus filing with the Commission on March 1, 2007, Commission File Number 333-131600-15, CIK Number 0001199474. No additional disclosure is necessary because the significance percentage for the swap agreements is less than 10%, as of December 31, 2007.

Swiss Re Financial Products Corporation provides a floor derivative instrument for the trust as disclosed in the Rule 424(b) Prospectus filing with the Commission on March 1, 2007, Commission File Number 333-131600-15, CIK Number 0001199474. No additional disclosure is necessary because the significance percentage for the floor agreement is less than 10%, as of December 31, 2007.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the parties contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing with the Commission on March 1, 2007, Commission File Number 333-131600-15, CIK Number 0001199474.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.


This report does not include (i) an assessment of compliance with servicing criteria required by Item 1122(d)(4)(ii) of Regulation AB, for Residential Funding LLC ("RFC"), the servicer for the issuing entity (the "Complete 1122(d) Report") or (ii) a registered public accounting firm attestation report required by Item 1122(b) of Regulation AB, for RFC (the "Complete 1122(b) Report", and together with the Complete 1122(d) Report, the "Complete
1122 Reports").

Under the terms of the servicing agreement, as amended, RFC or a sub-contractor was obligated to furnish to the depositor the Complete 1122 Reports prior to the date of this Form 10-K. However, despite numerous requests by the depositor to RFC to obtain RFC's Complete 1122 Reports, RFC has not provided its Complete 1122 Reports and is therefore in breach of its aforementioned obligation under the servicing agreement, as amended. The information needed to prepare the RFC Complete 1122 Reports rests within the knowledge of RFC, which is not affiliated with the depositor. Thus, the depositor is unable to prepare and furnish such Complete 1122 Reports, and is therefore not filing such Complete 1122 Reports with this Form 10-K pursuant to Rule 12b-21 under the Securities Exchange Act of 1934, as amended.

The depositor will continue to endeavor to obtain from RFC the Complete 1122 Reports. If and when the depositor receives such COmplete 1122 Reports, the depositor will file an amendment to this Form 10-K that includes such Complete 1122 Reports.



The assessment of compliance for GMAC Mortgage, LLC disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria 1122 (d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).

Homecomings Financial, LLC has disclosed the following material instance of non-compliance for the year ended April 30, 2007:

Certain refunds resulting from payoff transactions were not returned to the obligor within 30 calendar days of full repayment of the related pool asset, as required by criteria 1122(d)(4)(x)(C).

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Assessments of Compliance of GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation, Homecomings Financial, LLC and Residential Funding Company, LLC (the "Servicers") and related Attestation Reports did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreements in the Servicer Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Pooling and Servicing Agreement dated as of February 1, 2007 among Deutsche Alt-A Securities, Inc. as depositor, Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator, and HSBC Bank USA, National Association as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 14, 2007, Commission File Number 333-131600-15, CIK number 0001389417).

  (10) Incorporated by reference as Exhibit (4)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Residential
    Funding Company, LLC
    33.2 Homecomings Financial, LLC as Sub-Servicer for Residential Funding Company, LLC
    33.3 Residential Funding Company, LLC as Servicer
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.5 Wells Fargo Bank, N.A. as Paying Agent
    33.6 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Residential
    Funding Company, LLC
    34.2 Homecomings Financial, LLC as Sub-Servicer for Residential Funding Company, LLC
    34.3 Residential Funding Company, LLC as Servicer
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.5 Wells Fargo Bank, N.A. as Paying Agent
    34.6 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Residential
    Funding Company, LLC
    35.2 Homecomings Financial, LLC as Sub-Servicer for Residential Funding Company, LLC
    35.3 Residential Funding Company, LLC as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Exhibits identified in paragraph (a) above.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Deutsche Alt-A Securities Mortgage Loan Trust, Series 2007-RAMP1 (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Kristen Ann Cronin
   Kristen Ann Cronin, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement dated as of February 1, 2007 among Deutsche Alt-A Securities, Inc. as depositor, Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator, and HSBC Bank USA, National Association as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 14, 2007, Commission File Number 333-131600-15, CIK number 0001389417).

   (10) Incorporated by reference as Exhibit (4)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Residential
    Funding Company, LLC
    33.2 Homecomings Financial, LLC as Sub-Servicer for Residential Funding Company, LLC
    33.3 Residential Funding Company, LLC as Servicer
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.5 Wells Fargo Bank, N.A. as Paying Agent
    33.6 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Residential
    Funding Company, LLC
    34.2 Homecomings Financial, LLC as Sub-Servicer for Residential Funding Company, LLC
    34.3 Residential Funding Company, LLC as Servicer
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.5 Wells Fargo Bank, N.A. as Paying Agent
    34.6 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Sub-Servicer for Residential
    Funding Company, LLC
    35.2 Homecomings Financial, LLC as Sub-Servicer for Residential Funding Company, LLC
    35.3 Residential Funding Company, LLC as Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
